Form 10QSB
period 2000-05-31
HAVEN HOLDING INC
filed 2000-07-10
CIK 1107126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the quarterly period ended May 31, 2000

                             Commission File Number
                                    000-29977

                               HAVEN HOLDING, INC.
                 (Name of Small Business Issuer in its charter)

           FLORIDA                                     65-0965539
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

         120 N. U.S. Highway One                                    33469
         Suite 100                                               (Zip Code)
         Tequesta, FL
(Address of principal executive offices)

                    Issuer's telephone number: (561) 747-0244
                        --------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [ ] Yes        [X] No

           As of May 31, 2000 the issuer had 1,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         May 31, 2000

         Condensed Statement of Operations
         Three months ended May 31, 2000

         Condensed Statement of Cash Flows
         Three months ended May 31, 2000

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits & Reports on Form 8-K

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  MAY 31, 2000
                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS
 Cash                                                                  $   111
                                                                       =======




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                      $ 1,119

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,000,000 shares
  issued and outstanding                                                 1,000
 Deficit accumulated during the development
  stage                                                                 (2,008)

         Total Stockholders' Equity (Deficit)                           (1,008)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                             $   111
                                                                       =======








                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED MAY 31, 2000
                                       AND
          PERIOD FROM OCTOBER 28, 1999 (INCEPTION) THROUGH MAY 31, 2000
                                   (UNAUDITED)


                                                               Period From
                                                             October 28, 1999
                                            Three Months       (Inception)
                                            Ended May 31,      Through May
                                                2000             31, 2000
                                            -------------    ----------------

REVENUES                                       $    --            $   --

EXPENSES
 General and administrative                      2,008              2,008
                                               -------            -------

NET (LOSS)                                     $(2,008)           $(2,008)
                                               =======            =======

(LOSS) PER SHARE                               $    --            $    --
                                               =======            =======


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                          1,000,000          1,000,000
                                             =========          =========









                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                         THREE MONTHS ENDED MAY 31, 2000
                                       AND
          PERIOD FROM OCTOBER 28, 1999 (INCEPTION) THROUGH MAY 31, 2000
                                   (UNAUDITED)


                                                               Period From
                                                             October 28, 1999
                                            Three Months       (Inception)
                                            Ended May 31,      Through May
                                                2000             31, 2000
                                            -------------    ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                   $(2,008)           $(2,008)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Increase in accounts payable                 1,119              1,119
                                               -------            -------

NET CASH USED IN OPERATING
 ACTIVITIES                                       (889)              (889)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of
  common stock                                      --              1,000
                                               -------            -------

NET INCREASE (DECREASE) IN
 CASH                                             (889)               111

CASH - BEGINNING                                 1,000                 --
                                               -------            -------

CASH - ENDING                                  $   111            $   111
                                               =======            =======









                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000



NOTE 1.           ORGANIZATION

                  Haven Holding, Inc. was incorporated on October 28, 1999 under the laws of the State of Florida and has a fiscal year ending February 28. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the period ended February 29, 2000, included in the Company's Form 10-SB as filed with the SEC.

                  LOSS PER SHARE

                  Loss per share is computed by dividing net loss for the year by the weighted average number of shares outstanding.

                  USE OF ESTIMATES

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities,

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  USE OF ESTIMATES (CONTINUED)

                  the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.           CAPITAL STOCK

                  The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share. On January 14, 2000, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of May 31, 2000, 1,000,000 common shares were issued and outstanding, of which 450,000 and 550,000 common shares were issued to an officer and a promoter of the Company, respectively.

ITEM 2.  PLAN OF OPERATION

         The Company filed a registration statement Form 10-SB on March 17, 2000 and became a registered public company on May 16, 2000. The Company's purpose is to seek and acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the plan of operation is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the company's officers and directors, or by the Company's shareholders or its legal counsel or other professional persons with whom the Company or its principals associate. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business.

         It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

        While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368 or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

        The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management. Such negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders. The management of the Company anticipates obtaining the approval of the shareholders of the Company via a proxy or information statement.

        The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

        The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, and within 15 days of the succession, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to pay for all costs associated with the proposed transaction.

          The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is intended to be in the form of a proxy or information statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

         The Company has no full time employees. The Company's officers and directors have agreed to allocate a portion of their time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting and filing fees, and does not expect to make any acquisitions of property.

Any costs incurred within the next twelve months will be covered through loans from the stockholders or their affiliates.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and its directors.

ITEM 2. CHANGES IN SECURITIES

        There was no change in the Company's securities or in the instruments defining the rights of the holders of such securities during the period covered by this report (quarter ending May 31, 2000). The Company has no warrants, options, rights, conversion privileges, or similar obligations in effect.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.1     Financial Data Schedule (For SEC Use only)

(b)      Reports on Form 8-K

             None

                                   SIGNATURES

        In accordance with the requirements of the Exchange, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HAVEN HOLDING,INC.
                                        (Registrant)



Date:  July 10, 2000                  By: /s/ Vicki J. Lavache
                                          -------------------------------------
                                          Vicki J. Lavache
                                          President and Chief
                                          Executive Officer