Form 10QSB
period 2000-11-30
HAVEN HOLDING INC
filed 2001-01-12
CIK 1107126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended November 30,2000

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

                            [x] Yes          [ ] No

        As of December 31, 2000 the issuer had 1,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         November 30, 2000

         Condensed Statement of Operations
         Three months ended November 30, 2000

         Condensed Statement of Cash Flows
         Three months ended November 30, 2000

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                NOVEMBER 30, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
 Cash                                                           $    78
                                                                =======



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                               $ 1,084
 Due to affiliate                                                 2,200
                                                                -------
     Total Current Liabilities                                    3,284
                                                                -------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,000,000 shares
  issued and outstanding                                          1,000
 Deficit accumulated during the development
  stage                                                          (4,206)
                                                                -------
     Total Stockholders' Equity (Deficit)                        (3,206)
                                                                -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                      $    78
                                                                =======




                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            Period From
                                                                          October 28, 1999
                                  Three Months         Nine Months          (Inception)
                               Ended November 30,   Ended November 30,    Through November
                                     2000                 2000                30,2000
                                     ----                 ----                -------
REVENUES                           $    --              $    --             $    --

EXPENSES
 General and administrative               609                4,206               4,206
                                   ----------           ----------          ----------

NET (LOSS)                         $     (609)          $   (4,206)         $   (4,206)
                                   ==========           ==========          ==========

(LOSS) PER SHARE                   $    --              $    --             $    --
                                   ==========           ==========          ==========


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                 1,000,000            1,000,000           1,000,000
                                   ==========           ==========          ==========



                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                       NINE MONTHS ENDED NOVEMBER 30, 2000
                                       AND
       PERIOD FROM OCTOBER 28, 1999 (INCEPTION) THROUGH NOVEMBER 30, 2000
                                   (UNAUDITED)

                                                                    Period From
                                                                  October 28,1999
                                            Nine Months            (Inception)
                                         Ended November 30,       Through November
                                               2000                  30, 2000
                                               ----                  --------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                  $(4,206)                $(4,206)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Increase in accounts payable                1,084                   1,084
                                              -------                 -------

NET CASH USED IN OPERATING
 ACTIVITIES                                    (3,122)                 (3,122)
                                              -------                 -------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in amount due to
  affiliate                                     2,200                   2,200
 Proceeds from issuance of
  common stock                                   --                     1,000
                                              -------                 -------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                     2,200                   3,200
                                              -------                 -------


NET INCREASE (DECREASE) IN CASH                  (922)                     78

CASH - BEGINNING                                1,000                    --
                                              -------                 -------

CASH - ENDING                                 $    78                 $    78
                                              =======                 =======



                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

         USE OF ESTIMATES

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

NOTE 4.  CAPITAL STOCK

         The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share.
         On January 14, 2000, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of November 30, 2000, 1,000,000 common shares were issued and outstanding, of which 450,000 and 550,000 common shares were issued to an officer and a promoter of the Company, respectively.

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

WRITTEN AGREEMENT. The written agreements executed in consummation of an acquisition or merger will contain, but not be limited to, the following:

         -representations and warranties by all parties thereto
         -specifications as to default penalties
         -terms of closing
         -conditions to be met prior to closing
         -conditions to be met after closing
         -allocation of costs, including legal and accounting fees

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

         N/A

ITEM 2. CHANGES IN SECURITIES

         N/A

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


                                         HAVEN HOLDING, INC.
                                            (Registrant)



Date: January 12, 2001                   By: /s/ Vicki J. Lavache
                                             --------------------------------
                                             Vicki J. Lavache
                                             President and Chief
                                             Executive Officer