Form 10KSB
period 2001-02-28
HAVEN HOLDING INC
filed 2001-05-29
CIK 1107126

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-29977

                               HAVEN HOLDING, INC.
                 (Name of small business issuer in its charter)

          Florida                                       65-0965539
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)


                       120 N. U.S. Highway One, Suite 100
                               Tequesta, FL 33469
                                 (561) 747-0244
          (Address and telephone number of principal executive offices)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $.001 Par Value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         State issuer's revenues for its most recent fiscal year.  $0

         As of April 30, 2001, there were 3,000,000 shares of common stock outstanding. There were no sales of equity stock to non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Haven Holding, Inc. was incorporated in the State of Florida on October 28, 1999 for the purpose of engaging in any lawful activity. The Company became a registered public company on May 16, 2000. At present the Company can be defined as a "shell" company whose sole purpose is to locate and consummate a merger or acquisition with a private company. Its officers and directors allocate a portion of their time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting, and reporting-related fees, and does not expect to make any acquisitions of property. The Company's purpose is to acquire an interest in a business desiring to take advantage of the perceived benefit inherent to an Exchange Act registered corporation. The Company's search is ongoing and is not restricted to any specific business, industry, or geographic location.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property and does not intend to make any such acquisitions in the near future.

ITEM 3. LEGAL PROCEEDINGS

Haven is not subject to any pending litigation, legal proceedings or claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no trading market for the Company's Common Stock at present and there has been no trading market to date. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

(a) Market Price. The Company's Common Stock is not quoted at the present time.
(b) Holders. There is one shareholder of record of the Company's Common Stock. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The shares as issued are restricted under Rule 144.
(c) Dividends. The Company has not paid dividends to date, and has no plans to do so in the immediate future.

ITEM 6. PLAN OF OPERATION

This plan of operation is purposely general in describing the Company's virtually unlimited discretion in selecting and structuring potential business acquisitions. The Company may participate in a business venture of virtually any kind.

IDENTIFYING TARGET COMPANIES. The Company's officers and directors, shareholders, its legal counsel or other professional associates may introduce prospective business opportunities. Entities to be considered may include old or new companies that wish to use the public marketplace to raise capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Management will analyze feasibility of opportunities considering such matters as:

         -        technical, financial, managerial resources
         -        working capital and other financial requirements
         -        history of operations, if any
         -        prospects for the future
         -        nature of present and expected competition
         -        quality and depth of management
         -        potential for further research, development or exploration
         -        risk factors
         -        growth potential
         -        profit potential

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements that constitute Item 7 follow the text of this report. An index to the financial statements appears in Item 13(a) of this report

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are as follows:

Name                              Age           Position
----                              ---           --------

Vicki J. Lavache                  54            President, Secretary,
                                                Treasurer and Director

John M. O'Keefe, Jr.              34            Director


Messrs. O'Keefe, Jr. and Lavache may be considered "promoters" of the Company. John M. O'Keefe, Sr. is an affiliate of the Company and a "promoter" of the Company.

The above listed officer(s) and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. There is no family relationship between any executive officer and the directors of the Company.

There are no arrangements, agreements or understandings between non-management shareholders and management under which nonmanagement shareholders may, directly or indirectly, participate in or influence the management of the Company's affairs.

RESUMES

Ms. Lavache serves as secretary/treasurer of Merit First, Inc., an investment banking firm in Tequesta, Florida which was formed in June 1996, that specializes in advising development stage enterprises concerning finance. Prior to that, she served as secretary of Eutro

Group Holding, Inc.(1995), a publicly-traded company located in Jupiter, Florida in the medical diagnostic business. From 1986 through 1999 she owned Executive Line Business Services, Inc. in Jupiter, Florida, a private company which provides secretarial, bookkeeping and other business services to select clientele.

Mr. O'Keefe, Jr. serves as Vice President of Merit First, Inc. Previously he was the owner/operator of a courier service in Palm Beach County, Florida (1995-1998). Prior to that he managed retail stores for Disney and The Gap.

OTHER "BLIND POOL" EXPERIENCE.

Ms. Vicki Lavache, President, Secretary/Treasurer and a director of the Company, is secretary/treasurer and a director of Banner Holding Corp., a "blank check" company ("Banner"), which filed a registration statement in September 1998 with the Securities and Exchange Commission ("SEC"), pursuant to the Securities Act of 1933, as amended (the "Offering"). Ms. Lavache and John O'Keefe, Jr. also serve as directors of reporting companies Zenith Holding Corp. and Liege Holding, Inc.

ITEM 10. EXECUTIVE COMPENSATION

None of the Company's officers and/or directors receives any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, the directors are not accruing any compensation pursuant to any agreement with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                       Amount and                     Percent
                       Name and Address                Nature of                      Of
Title of Class         of Beneficial Owner             Beneficial Owner               Class
--------------         -------------------             ----------------               -----
Common                 Merit First, Inc.                  3,000,000                    100%
                       120 N. U.S. Highway One,
                       Suite 100
                       Tequesta, FL  33469

Common                 All Officers & Directors               0                          0
                       as a Group


         The Company has no warrants, options, rights, conversion privileges, or similar obligations in effect.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 15, 2001, Merit First, Inc., an affiliated private company, acquired all the outstanding shares (3,000,000) of the Company, at which time Haven Holding, Inc. became a wholly-owned subsidiary of Merit First, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements - February 28, 2001

         Table of Contents                                               i

         Report of Independent Public Accountant                        F-1

         Balance Sheet                                                  F-2

         Statement of Operations                                        F-3

         Statement of Changes in Stockholders' Equity                   F-4

         Statement of Cash Flows                                        F-5

         Notes to Financial Statements                                  F-7

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HAVEN HOLDING, INC.

                                       By: /s/ Vicki J. Lavache
                                           -------------------------------------
                                           Vicki J. Lavache
                                           President



May 29, 2001

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


                                    CONTENTS

                                                                    Page
                                                                    ----
Independent Auditor's Report                                         F-1

Financial Statements:

  Balance Sheets                                                     F-2

  Statements of Operations                                           F-3

  Statement of Changes in Stockholders' Equity                       F-4

  Statements of Cash Flows                                     F-5 - F-6

  Notes to Financial Statements                                F-7 - F-9

                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
Haven Holding, Inc.

We have audited the accompanying balance sheets of Haven Holding, Inc. (a development stage company), as of February 28, 2001 and February 29, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended February 28, 2001, period from October 28, 1999 (inception) through February 29, 2000 and period from October 28, 1999 (inception) through February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haven Holding, Inc. (a development stage company) as of February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for the year ended February 28, 2001, period from October 28, 1999 (inception) through February 29, 2000 and period from October 28, 1999 (inception) through February 28, 2001 in conformity with accounting principles generally accepted in the United States.

                                         Earl M. Cohen C.P.A., P.A.


May 21, 2001
Boca Raton, Florida

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



                                     ASSETS

                                                   2001                  2000
                                                   ----                  ----
CURRENT ASSETS
 Cash                                            $    53                $1,000
                                                 =======                ======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                $   990                $   --
 Due to affiliate                                  1,350                    --
                                                 -------                ------

         Total Current Liabilities                 2,340                    --
                                                 -------                ------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 and 1,000,000
  shares issued and outstanding, respectively      3,000                 1,000
 Deficit accumulated during the development
  stage                                           (5,287)                   --
                                                 -------                ------

         Total Stockholders' Equity (Deficit)     (2,287)                1,000
                                                 -------                ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                       $    53                $1,000
                                                 =======                ======




                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                          YEAR ENDED FEBRUARY 28, 2001
                                       AND
       PERIOD FROM OCTOBER 28, 1999 (INCEPTION) THROUGH FEBRUARY 29, 2000
                                       AND
       PERIOD FROM OCTOBER 28, 1999 (INCEPTION) THROUGH FEBRUARY 28, 2001




                                                                 Period From         Period From
                                                              October 28, 1999     October 28, 1999
                                                                 (Inception)          (Inception)
                                           Year Ended             Through               Through
                                           February 28,          February 29,         February 28,
                                               2001                  2000                 2001
                                           -----------        ----------------     ----------------
REVENUES                                   $        --           $        --          $        --

EXPENSES
 General and administrative                      5,287                    --                5,287
                                           -----------           -----------          -----------

NET (LOSS)                                 $    (5,287)          $        --          $    (5,287)
                                           ===========           ===========          ===========

(LOSS) PER SHARE                           $        --           $        --
                                           ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                 1,120,548             1,000,000
                                           ===========           ===========




                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       PERIOD FROM OCTOBER 28, 1999 (INCEPTION) THROUGH FEBRUARY 28, 2001





                                        Common Stock                  Deficit
                                   --------------------------       Accumulated
                                      # of             Par     During the Development
                                     Shares           Value           Stage              Total
                                   ---------        ---------  ----------------------  ---------
February 29, 2000 - common
 shares issued for cash            1,000,000        $   1,000        $      --         $   1,000

Net income (loss) during
 period                                   --               --               --                --
                                   ---------        ---------        ---------         ---------

Balance - February 29, 2000        1,000,000            1,000               --             1,000

January 15, 2001 - common
 shares issued in partial
 payment of amount due to
 affiliate                         2,000,000            2,000               --             2,000

Net income (loss) during
 year                                     --               --           (5,287)           (5,287)
                                   ---------        ---------        ---------         ---------

Balance - February 28, 2001        3,000,000        $   3,000        $  (5,287)        $  (2,287)
                                   =========        =========        =========         =========





                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                          YEAR ENDED FEBRUARY 28, 2001
                                       AND
       PERIOD FROM OCTOBER 28, 1999 (INCEPTION) THROUGH FEBRUARY 29, 2000
                                       AND
       PERIOD FROM OCTOBER 28, 1999 (INCEPTION) THROUGH FEBRUARY 28, 2001


                                                                  Period From       Period From
                                                                October 28, 1999  October 28, 1999
                                                                  (Inception)        (Inception)
                                                Year Ended          Through            Through
                                               February 28,       February 29,       February 28,
                                                   2001               2000               2001
                                               ------------     ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                     $(5,287)            $    --            $(5,287)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Increase in accounts payable                     990                  --                990
                                                 -------             -------            -------
NET CASH USED IN OPERATING ACTIVITIES             (4,297)                 --             (4,297)
                                                 -------             -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in amount due to affiliate               3,350                  --              3,350
 Proceeds from issuance of common
  stock                                               --               1,000              1,000
                                                 -------             -------            -------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                        3,350               1,000              4,350
                                                 -------             -------            -------

NET INCREASE (DECREASE) IN CASH                     (947)              1,000                 53

CASH - BEGINNING                                   1,000                  --                 --
                                                 -------             -------            -------
CASH - ENDING                                    $    53             $ 1,000            $    53
                                                 =======             =======            =======


                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                          YEAR ENDED FEBRUARY 28, 2001
                                       AND
       PERIOD FROM OCTOBER 28, 1999 (INCEPTION) THROUGH FEBRUARY 29, 2000
                                       AND
       PERIOD FROM OCTOBER 28, 1999 (INCEPTION) THROUGH FEBRUARY 28, 2001



                                                                  Period From       Period From
                                                                October 28, 1999  October 28, 1999
                                                                  (Inception)        (Inception)
                                                Year Ended          Through            Through
                                               February 28,       February 29,       February 28,
                                                   2001               2000               2001
                                               ------------     ----------------  ----------------
SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Common shares issued in partial
 payment of amount due to affiliate              $2,000              $ --               $ --
                                                 ======              ====               ====









                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



NOTE 1.           ORGANIZATION

                  Haven Holding, Inc. was incorporated on October 28, 1999 under the laws of the State of Florida and has a fiscal year ending February 28. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida. Since inception, the Company has been dependent upon capital investment or other financing to fund its activities.

                  On January 15, 2001, the affiliated company referred to in
                  Note 4 acquired all the outstanding common shares of the Company. As a result, the Company became a wholly-owned subsidiary of the affiliated company.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  INCOME TAXES

                  Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

                  INCOME (LOSS) PER SHARE

                  Income (loss) per share is computed by dividing net income
                  (loss) for the period by the weighted average number of shares outstanding.

                  STATEMENT OF CASH FLOWS

                  For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  USE OF ESTIMATES

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.           INCOME TAXES

                  As of February 28, 2001, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                           Start-up expenditures                       $ 1,000
                           Less: Valuation allowance                    (1,000)
                                                                       -------

                           Net deferred income tax asset               $    --
                                                                       =======


                  The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                    Tax (benefit) at federal statutory rate            (15.00)%
                    State tax (benefit), net of federal
                     benefit                                            (3.63)
                    Valuation allowance                                 18.63
                                                                       ------

                    Tax provision (benefit)                             00.00%
                                                                       ======

                               HAVEN HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



NOTE 4.           RELATED PARTY TRANSACTIONS

                  OFFICE FACILITIES

                  The Company shares office space with the affiliated company referred to below. No rent is being charged to the Company.

                  DUE TO AFFILIATE

                  Due to affiliate represents non-interest bearing advances from the stockholder for operating expenses.

NOTE 5.           CAPITAL STOCK

                  The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share. On January 14, 2000, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of February 28, 2001 and February 29, 2000, 3,000,000 and 1,000,000 common shares were issued and outstanding, respectively.