Form 10QSB
period 2001-08-31
HAVEN HOLDING INC
filed 2002-02-14
CIK 1107126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended August 31, 2001

                             Commission File Number
                                    000-29977
                               HAVEN HOLDING, INC.
                 (Name of Small Business Issuer in its charter)

                                     FLORIDA
                            (State of incorporation)

                                   65-0965539
                      (I.R.S. Employer Identification No.)

                             120 N. U.S. Highway One
                                    Suite 100
                                  Tequesta, FL
                    (Address of principal executive offices)

                                      33469
                                   (Zip Code)

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

           As of September 30, 2001 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         August 31, 2001 ...................................................   2

         Condensed Statement of Operations
         Three months ended August 31, 2001 ................................   3

         Condensed Statement of Cash Flows
         Three months ended August 31, 2001 ................................   4

         Notes to Financial Statements .....................................   5

Item 2.  Plan of Operation .................................................   7

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                 AUGUST 31, 2001
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS
Cash .........................................   $    53
                                                 =======



LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable .............................   $ 2,704
Due to affiliate .............................     2,340
                                                   -----

Total Current Liabilities ....................     5,044
                                                   -----

STOCKHOLDER'S EQUITY (DEFICIT) Common stock,
$.001 par value, 50,000,000 shares
authorized, 3,000,000 shares
issued and outstanding .......................     3,000
Deficit accumulated during the development
stage ........................................    (7,991)
                                                  ------

Total Stockholder's Equity (Deficit) .........    (4,991)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
(DEFICIT) ....................................   $    53
                                                 =======















                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           Period From
                                                                                             October
                                                                                             28,1999
                                        Three Months               Six Months               (Inception)
                                      Ended August 31,           Ended August 31,        Through August 31,
                                     2000         2001          2000           2001            2001
                                     ----         ----          ----           ----            ----
REVENUES                     $      --      $      --      $      --      $      --      $      --

EXPENSES
General and administrative           534          1,589          2,704          3,597          7,991
                                     ---          -----          -----          -----          -----

NET (LOSS)                   $      (534)   $    (1,589)   $    (2,704)   $    (3,597)   $    (7,991)
                              ===========    ===========    ===========    ===========    ===========

(LOSS) PER SHARE             $      --      $      --      $      --      $      --      $      --
                                  =======        =======        =======        =======        =======


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING             3,000,000      1,000,000      3,000,000      1,000,000
                               =========      =========      =========      =========









                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                        Period From
                                                       October 28,1999
                                Six Months   Six Months (Inception)
                                  Ended        Ended      Through
                                August 31,   August 31,   August 31,
                                   2001         2000       2001
                                   ----         ----       ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss)                        $(2,704)   $(3,597)   $(7,991)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Increase in accounts payable        1,714      1,589      2,704
                                    -----      -----      -----

NET CASH USED IN OPERATING
ACTIVITIES                           (990)    (2,008)    (5,287)
                                     ----     ------     ------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in amount due to
Affiliate                             990      1,050      2,340
Proceeds from issuance of
common stock                           00         00      3,000
                                       --         --      -----



NET CASH PROVIDED BY FINANCING
ACTIVITIES                            990      1,050      4,500
                                      ---      -----      -----

NET INCREASE (DECREASE) IN CASH      --         (958)        53

CASH - BEGINNING                       53      1,000       --
                                       --      -----

CASH - ENDING                     $    53    $    42    $    53
                                  =======    =======    =======


                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001



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

                  Use of Estimates

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Use of Estimates (Continued)

                  affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.  CAPITAL STOCK

                  The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share. On January 14, 2000, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of August 31, 2001, 3,000,000 common shares were issued and outstanding.

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

Identifying Target Companies.

The Company's officers and directors,shareholders, its legal counsel or other professional associates may introduce prospective business opportunities. Entities to be considered may include old or new companies that wish to use the public marketplace to raise capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Management will analyze feasibility of opportunities giving due consideration to its predetermined criteria as outlined in detail in previous reports.

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

Written Agreement.

 The written agreements executed in consummation of an acquisition or merger will be prepared by legal counsel and are subject to predetermined pre- and post- closing conditions.

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


                                                        HAVEN HOLDING, INC.
                                                        (Registrant)


                                                        By: /s/ Vicki J. Lavache
                                                        Vicki J. Lavache
                                                        President and Chief
                                                        Executive Officer


Date:  February 11, 2002
                                        8