Form 10QSB
period 2001-11-30
HAVEN HOLDING INC
filed 2002-02-25
CIK 1107126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended November 30, 2001

                             Commission File Number
                                   000-29977
                              HAVEN HOLDING, INC.
                 (Name of Small Business Issuer in its charter)

                                    FLORIDA
                        (State or other jurisdiction of
                         incorporation or organization)

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

        As of December 31, 2001 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         November 30, 2001 .................................................   2

         Condensed Statement of Operations
         Three months ended November 30, 2001 ..............................   3

         Condensed Statement of Cash Flows
         Three months ended November 30, 2001 ..............................   4

         Notes to Financial Statements .....................................   5

Item 2.  Plan of Operation .................................................   7

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                NOVEMBER 30, 2001
                                   (Unaudited)



                                     ASSETS


CURRENT ASSETS
 Cash ..............................................................    $    53
                                                                        =======



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable ..................................................    $ 2,979
 Due to affiliate ..................................................      2,740
                                                                        -------

         Total Current Liabilities .................................      5,719

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding ...........................................      3,000
 Deficit accumulated during the development
  stage ............................................................     (8,666)
                                                                        -------

         Total Stockholders' Equity (Deficit) ......................     (5,666)
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY
 (DEFICIT) .........................................................    $    53
                                                                        =======









                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)







                                                                                              Period  From
                                                                                             October 28,1999
                                                Three Months              Nine Months          (Inception)
                                              Ended November 30,     Ended November 30,     Through November 30,
                                              2001        2000        2001        2000            2001
                                              ----        ----        ----        ----            ----
REVENUES                                    $  -       $  -          $  -        $  -            $  -

EXPENSES
 General and administrative                    675        609        3,379       4,206           8,666
                                            ------       ----        -----       -----           -----

NET (LOSS)                                 $  (675)   $  (609)     $(3,379)    $(4,206)        $(8,666)
                                            =======    =======      =======     =======         =======

(LOSS) PER SHARE                           $  -       $  -         $  -        $  -            $  -
                                            =======    =======      =======     =======          ====


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       3,000,000     1,000,000   3,000,000   1,000,000
                                          =========     =========   =========   =========






                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                  Period From
                                                                                               October 18, 1999
                                           Nine Months                Nine Months                 (Inception)
                                        Ended November 30,         Ended November 30,          Through November30,
                                              2001                       2000                         2001
                                              ----                       ----                         ----


CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                               $(3,379)                    $(4,206)                     $(8,666)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Increase in accounts payable             1,989                       1,084                        2,979
                                             -----                       -----                        -----


NET CASH USED IN OPERATING
 ACTIVITIES                                 (1,390)                     (3,122)                      (5,687)
                                            ------                      ------                       ------


CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in amount due to
  Affiliate                                  1,390                       2,200                        2,740
 Proceeds from issuance of
  common stock                                -                            -                          3,000
                                            -----                        -----                        -----


NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                  1,390                       2,200                        5,740
                                             -----                       -----                        -----

NET INCREASE (DECREASE) IN CASH                -                          (922)                          53
                                                                                 -

CASH - BEGINNING                               53                        1,000                            -
                                               --                        -----                           --


CASH - ENDING                              $   53                      $    78                      $    53
                                           =======                     =======                       =======

                Read accompanying Notes to Financial Statements.

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001



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

                  Use of Estimates

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions

                               HAVEN HOLDING, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Use of Estimates (Continued)

                  affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.  CAPITAL STOCK

                  The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share. On January 14, 2000, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of November 30, 2001, 3,000,000 common shares were issued and outstanding.

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


                                               HAVEN HOLDING, INC.
                                                  (Registrant)


Date: February 21, 2002                       By: /s/ Vicki J. Lavache
                                              Vicki J. Lavache
                                              President and Chief
                                              Executive Officer