Form 10QSB
period 2002-08-31
HAVEN HOLDING INC
filed 2002-12-17
CIK 1107126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended August 31, 2002

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

        As of September 30, 2002 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet
         August 31, 2002                                                     3

         Statement of Income
         Three months ended August 31, 2002                                  4

         Statement of Cash Flows
         Three months ended August 31, 2001                                  5

         Notes to Financial Statements                                       6

Item 2.  Plan of Operation                                                   7




F.X. DUFFY & CO.
CERTIFIED PUBLIC ACOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400 - Fax 215-438-9630




                               ACCOUNTANT'S REPORT


Board of Directors
Haven Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheets of Haven Holding, Inc. (a corporation) as of August 31, 2002, and the related statements of income, and retained earnings for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

                                                          /s/F. X. Duffy & Co.
                                                          F.X. Duffy & Co.
December 2, 2002


                               HAVEN HOLDING, INC.

                                  BALANCE SHEET
                              AS OF AUGUST 31, 2002


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


                               HAVEN HOLDING, INC.

                               STATEMENT OF INCOME
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002





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


                               HAVEN HOLDING, INC.

                             STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002


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




                               HAVEN HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENT
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002


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

3.  CAPITAL STOCK

The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $ .01 per share. On January 14, 2000, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. A total of 3,000,000 common shares were issued and outstanding as of August 31, 2002.




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

                                                   HAVEN HOLDING, INC.
                                                       (Registrant)


Date: December 6, 2002                            By: /s/ Richard Melius
                                                      Richard Melius
                                                       President and Chief
                                                       Executive Officer