Form 10QSB
period 2002-11-30
HAVEN HOLDING INC
filed 2003-07-22
CIK 1107126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended November 30, 2002

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

                     As of December 31, 2002 the issuer had
                       3,000,000 shares of $.001 par value
                            common stock outstanding.

                                TABLE OF CONTENTS



PART I.  FINANCIAL STATEMENTS


Accountant's Report                                Page 1

Balance Sheet                                      Page 2

Statement of Income
Nine Months ended November 30, 2002                Page 4

Statement of Cash Flows
Nine Months ended November 30, 2002                Page 5

Notes to Financial Statements                      Page 6

F.X. DUFFY & CO.
CERTIFIED PUBLIC ACOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400 - Fax 215-438-9630






                               ACCOUNTANT'S REPORT



Board of Directors
Haven Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheets of Haven Holding, Inc. (a corporation) as of November 30, 2002, and the related statements of income, and retained earnings for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


                                                        /s/  F.X. Duffy & Co.
                                                          --------------------
                                                           F. X. Duffy & Co.

June 5, 2003

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                             AS OF NOVEMBER 30, 2002


                                     ASSETS



CURRENT ASSETS:

Cash on Hand ..............................................................   $0

TOTAL CURRENT ASSETS ......................................................    0


TOTAL ASSETS ..............................................................   $0
                                                                              ==























                     The accompanying notes are an integral part of the financial statements.

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                             AS OF NOVEMBER 30, 2002



                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:


TOTAL LIABILITIES ....................................       $    0


STOCKHOLDERS' EQUITY:

Common Stock (Par Value .001(cent)) ..................        3,000
Additional Paid in Capital ...........................        2,287
Retained Earnings ....................................                  (5,287)

TOTAL STOCKHOLDERS' EQUITY ...........................            0
                                                                          ------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........       $    0
                                                             ======       ======














                     The accompanying notes are an integral part of the financial statements.

                               HAVEN HOLDING, INC.

                               STATEMENT OF INCOME

                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002





SALES .....................................................................   $0


TOTAL COST OF GOODS SOLD ..................................................    0


OPERATING EXPENSES:


TOTAL OPERATING EXPENSES ..................................................    0
                                                                              --


NET LOSS ..................................................................   $0
                                                                              ==


















                     The accompanying notes are an integral part of the financial statements.

                               HAVEN HOLDING, INC.

                             STATEMENT OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:
        Payment of Accounts Payable .......................................    0
        Payments on Amounts Due to Affiliate ..............................    0

        NET CASH USED BY OPERATING ACTIVITIES .............................   $0

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additional Paid in Capital ........................................    0

        NET CASH PROVIDED BY INVESTING ACTIVITIES .........................    0

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING ........................................    0


NET DECREASE IN CASH ......................................................    0


CASH AT THE BEGINNING OF PERIOD ...........................................    0


        CASH AT THE END OF PERIOD .........................................   $0
                                                                              --












                     The accompanying notes are an integral part of the financial statements.

                               HAVEN HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENT

                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002



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

     2.  capital stock

         The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $ .01 per share. On January 14, 2000, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. A total of 3,000,000 common shares were issued and outstanding as of November 30, 2002.









                     The accompanying notes are an integral part of the financial statements.

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

The Company has no full time employees. Its officer/director allocates a portion of his time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting, and reporting-related fees, and does not expect to make any acquisitions of property.

Identifying Target Companies. The Company's officer/director, shareholders, its legal counsel or other professional associates may introduce prospective business opportunities. Entities to be considered may include old or new companies that wish to use the public marketplace to raise capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Management will analyze feasibility of opportunities giving due consideration to its predetermined criteria as outlined in detail in previous reports.

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


                                               HAVEN HOLDING, INC.
                                                       (Registrant)


Date: July 18,2003                             By: /s/ Richard Melius
                                               Richard Melius
                                                President and Chief
                                                       Executive Officer