Form 10KSB
period 2003-02-28
HAVEN HOLDING INC
filed 2003-07-22
CIK 1107126

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2003

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

        As of April 30, 2003, there were 3,000,000 shares of common stock outstanding. There were no sales of equity stock to non-affiliates.

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

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and officers of the Company are as follows:

Name                                     Age           Position

Richard Melius                         65        President, Secretary,
                                             Treasurer and Director

Mr. Melius may be considered a "promoter" of the Company. John M. O'Keefe, Sr. is an affiliate of the Company and a "promoter" of the Company.

The above listed officer(s) and director(s) will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. There is no family relationship between any executive officer and the directors of the Company.

There are no arrangements, agreements or understandings between non-management shareholders and management under which nonmanagement shareholders may, directly or indirectly, participate in or influence the management of the Company's affairs.

Resumes
Richard Melius has served as the Company's President, director and principal shareholder since April 2002. Richard Melius has served as the President, director and principal shareholder of Sentry Builders Corp. since its inception in 1970. From 1980 until the present Richard Melius has served as President and CEO of North American Motor Inns, and 259 Broadway Realty Corp., companies which are involved in the ownership and operation of hotels and restaurants in the tri-state areas of New York, New Jersey and Pennsylvania. From 1959 to 1979 Mr. Melius was engaged in the general construction business.

Other "Blind Pool" Experience.

None.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                                                 Amount and             Percent
                           Name and Address       Nature of               Of
Title of Class             Of Beneficial Owner   Beneficial Owner     Class
                           ------------------- ---------------         -----

Common                 Richard Melius              3,000,000             100%
                       38 Hartman Hills Road
                      Huntington, NY  11743

Common                 All Officers & Directors    3,000,000           100%
                       as a Group

         The Company has no warrants, options, rights, conversion privileges, or similar obligations in effect.

Item 12.  Certain Relationships and Related Transactions.

In April 2002, Richard Melius acquired all the outstanding shares (3,000,000) of the Company.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Financial Statements - February 28, 2003
                  Pages 7 - 14 of this report


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           HAVEN HOLDING, INC.

                                                        By:  /s/ Richard Melius
                                                                Richard Melius
                                                                President


July 18, 2003

                                TABLE OF CONTENTS





Accountant's Report ................................................        F- 1


FINANCIAL STATEMENTS

Balance Sheet - Assets .............................................        F- 2

Balance Sheet - Liabilities and Stockholders' Equity ...............        F- 3

Statement of Income ................................................        F- 4

Statement of Cash Flows ............................................        F- 5

Statement of Changes in Shareholders` Equity .......................        F- 6

Notes to Financial Statements ......................................        F- 7

F.X. DUFFY & CO.
CERTIFIED PUBLIC ACOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400 - Fax 215-438-9630



INDEPENDENT AUDITOR'S REPORT

Board of Directors
Haven Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Haven Holding, Inc. as of February 28, 2003, and the accompanying statements of income and cash flows for the twelve months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haven Holding, Inc. as of February 28, 2003, and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                          /s/ F. X. DUFFY & CO.
                                                        -------------------
                                                         F. X. Duffy & Co.
June 5, 2003

                                    Page F-1

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                             AS OF FEBRUARY 28, 2003


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

                                    Page F- 2

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                             AS OF FEBRUARY 28, 2003



LIABILITIES AND STOCKHOLDERS' EQUITY



LIABILITIES:

TOTAL LIABILITIES .............................................         $     0


STOCKHOLDERS' EQUITY:

Common Stock (Par Value .001(cent)) ...........................           3,000
Additional Paid in Capital ....................................           2,287
Retained Earnings .............................................          (5,287)

TOTAL STOCKHOLDERS' EQUITY ....................................         $     0


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................         $     0
                                                                        =======















                     The accompanying notes are an integral part of the financial statements.

                                    Page F-3

                               HAVEN HOLDING, INC.

                               STATEMENT OF INCOME

                  FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2003






SALES                                          $   0


TOTAL COST OF GOODS SOLD                           0


OPERATING EXPENSES:


TOTAL OPERATING EXPENSES                                                 0


NET LOSS                                                             $   0
                                                                       ===

















                     The accompanying notes are an integral part of the financial statements.

                                    Page F-4

                               HAVEN HOLDING, INC.

                             STATEMENT OF CASH FLOWS

                  FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2003


CASH FLOWS FROM OPERATING ACTIVITIES:


        NET CASH USED BY OPERATING ACTIVITIES .............................   $0

CASH FLOWS FROM INVESTING ACTIVITIES:

        NET CASH PROVIDED BY INVESTING ACTIVITIES .........................    0

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING ........................................    0


NET DECREASE IN CASH ......................................................    0
                                                                              --


CASH AT THE BEGINNING OF PERIOD ...........................................    0


        CASH AT THE END OF PERIOD .........................................   $0















                     The accompanying notes are an integral part of the financial statements.

                                    Page F-5

                               HAVEN HOLDING, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS-EQUITY

               FOR THE PERIOD MARCH 1, 2002 THRU FEBRUARY 28, 2003



                                                   Common Stock               Deficit
                                                 # of Shares     Par Value      Accumulated        Total

         Common Shares as of
         March 1, 2002                            3,000,000       $3,000            $ 0           $ 3,000

         Deficit Accumulated Retained Earnings
         As of March 31, 2002:                                                     (5,287)        (5,287)

         Additional Paid-in-Capital:                                                $ 0          $(2,287)

         Net income (loss) during year:                                                     0             0

         Balance as of February 28, 2003:         3,000,000       $3,000         $ (5,287)          $ 0
                                                  =========       ======         =========          ===








                                    Page F-6

                               HAVEN HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENT

                  FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2003



     1.  ORGANIZATION AND NATURE OF BUSINESS

         Haven Holding, Inc. was incorporated on October 28, 1999, under the laws of the State of Florida. The `Company' is a shell company, the purpose of which is to seek and consummate a merger or acquisition. Since its inception, the Company has been dependant upon capital investment or other financing to fund its activities.




         2.  capital stock


         The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $ .01 per share. On January 14, 2000, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. As of February 28, 2003, 3,000,000 common shares were issued and outstanding.





                     The accompanying notes are an integral part of the financial statements.

                                    Page F-7