Form 10QSB
period 2003-05-31
HAVEN HOLDING INC
filed 2003-07-25
CIK 1107126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended May 31, 2003

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

                                TABLE OF CONTENTS



PART I.  FINANCIAL STATEMENTS


Accountant's Report                                Page 1

Balance Sheet                                      Page 2

Statement of Income
Three Months ended May 31, 2003                     Page 4

Statement of Cash Flows
Three Months ended May 31, 2003                   Page 5

Notes to Financial Statements                      Page 6

F.X. DUFFY & CO.
CERTIFIED PUBLIC ACOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400 - Fax 215-438-9630






                               ACCOUNTANT'S REPORT



Board of Directors
Haven Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheets of Haven Holding, Inc. (a corporation) as of May 31, 2003, and the related statements of income, and retained earnings for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


                                                        /s/  F.X. Duffy & Co.
                                                          --------------------
                                                           F. X. Duffy & Co.

June 5, 2003

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                             AS OF MAY 31, 2003


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

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                             AS OF MAY 31, 2003


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

                   FOR THE THREE MONTHS ENDED MAY 31, 2003





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

                   FOR THE THREE MONTHS ENDED MAY 31, 2003


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

                   FOR THE THREE MONTHS ENDED MAY 31, 2003



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

     2.  capital stock

         The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $ .01 per share. On January 14, 2000, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. A total of 3,000,000 common shares were issued and outstanding as of May 31, 2003.









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