Form 10QSB
period 2003-08-31
HAVEN HOLDING INC
filed 2004-10-13
CIK 1107126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---         OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended August 31, 2003

           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
---        OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________


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

                                75 Inletview Path
                                East Moriches, NY
                    (Address of principal executive offices)

                                      11940
                                   (Zip Code)

                    Issuer's telephone number: (631) 878-5694
                        --------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

As of October 4, 2004 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):[ ]YES [X] NO

PART I - FINANCIAL INFORMATION

Item 1.       Unaudited Balance Sheet at August 31, 2003

              Unaudited Statements of Operations for the six months ended August 31, 2003 and 2002

              Unaudited Statements of Cash Flows for the six months ended August 31, 2003 and 2002

              Notes to the Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION


SIGNATURES

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                                 AUGUST 31, 2003
                                   (Unaudited)

                                     ASSETS

Current Assets:

     Cash                                                       $          -
                                                                ----------------

                                                                $          -
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued expenses                      $          -
                                                                ----------------
         Total current liabilities                                         -
                                                                ----------------

Stockholders' equity:
     Common stock, $.001 par value; 50,000,000 authorized,
         3,000,000 issued and outstanding                                 3,000
     Additional paid-in capital                                           2,287
     Accumulated deficit                                                 (5,287)
                                                                ----------------

         Total stockholders' equity                                        -
                                                                ----------------

                                                                $          -
                                                                ================

















                 See notes to consolidated financial statements
                                        2

                               HAVEN HOLDING, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended August 31,               Six Months Ended August 31,
                                  ---------------------------------------    --------------------------------------
                                          2003                 2002                  2003                2002
                                  ------------------   ------------------    -----------------   ------------------

REVENUES                          $           -        $           -         $          -        $           -
                                  ------------------   ------------------    -----------------   ------------------

EXPENSES                                      -                    -                    -                    -
                                  ------------------   ------------------    -----------------   ------------------

     NET LOSS                     $           -        $           -         $          -        $           -
                                  ==================   ==================    =================   ==================


NET LOSS PER WEIGHTED AVERAGE
     SHARES OUTSTANDING -
     Basic and diluted            $           -        $           -         $          -        $           -
                                  ==================   ==================    =================   ==================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                              3,000,000            3,000,000            3,000,000            3,000,000
                                  ==================   ==================    =================   ==================




















                        See notes to financial statements
                                        3

                               HAVEN HOLDING, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six Months Ended August 31,
                                                    ---------------------------------------
                                                            2003                  2002
                                                    ------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $          -         $            -
     Adjustments to reconcile net (loss) to net
     cash flows (used) in operating activities:
          Payment of accounts payable                                                 (990)
          Payments on amounts due to affiliates                -                    (1,350)
                                                    ------------------    -----------------

NET CASH USED BY OPERATING ACTIVITIES                          -                    (2,340)
                                                    ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital contribitions                                -                     2,287
                                                    ------------------    -----------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                            2,287
                                                    ------------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           -                       (53)

CASH AND CASH EQUIVALENTS, beginning of year                   -                        53
                                                    ------------------    -----------------

CASH AND CASH EQUIVALENTS, end of year              $          -          $           -
                                                    ==================    =================

















                        See notes to financial statements
                                        4

                               HAVEN HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2003 and 2002



Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10 - QSB and Article 10 of Regulation S -X. Accordingly, they do not include all the information and disclosures required for annual financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2003 are included.

The results of operations for the six month period ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Organization and  nature of business

Haven Holding, Inc. was incorporated on October 28, 1999, under the laws of the State of Florida. The "Company" is a shell company, the purpose of which is to seek and consummate a merger or acquisition. Since its inception the Company has been dependant upon capital investment or other financing to fund its activities.

Note 3 - Capital Stock

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

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by the information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Financial Condition and Plan of Operations

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

The Company has no business and does not provide any services.

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

The sole officer and director of the Company will meet with management and key personnel of the target entity and will utilize written reports as well as personal investigation to evaluate the above factors. The Company will not acquire or merge with any entity for which audited financial statements cannot be obtained within a reasonable period of time.

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

Because the Company is subject to all the reporting requirements included in the Exchange Act, it is its affirmative duty to file independent audited financial statements with the Securities and Exchange Commission as part of its Form 8-K upon consummation of a merger or acquisition. The closing documents will provide that such audited financial statements be available at closing or within ample time to comply with reporting requirements. If such statements are not available or do not conform to representations made by the target candidate, the proposed transaction will be voidable at the discretion of the Company's present management.

Disclosure to Stockholders.

The Company's Board of Directors will provide the Company's shareholders with a proxy or information statement containing complete disclosure documentation concerning a potential business opportunity structure. Such documentation will include financial statements of target entity, and/or assurances of value of the target entity assets.

Results of Operation, Liquidity and Capital Resources

For the Quarter ended August 31, 2003, the Company had no revenues.

Part II           Other Information

1. Legal Proceedings - None

2. Changes in Securities - None

3. Defaults on Senior Securities - None

4. Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled meetings during the reporting period.

5. Other information - None

6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 31 - Certification of Chief Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 4, 2004               HAVEN HOLDING, INC.
                                       (the Company)

                              By: /s/ James K. Dorney
                                  -------------------
                                  James K. Dorney, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                   Title                      Date

/s/ James K. Dorney                 Director                  October 4, 2004
-------------------
James K. Dorney