Form 10QSB
period 2003-11-30
HAVEN HOLDING INC
filed 2004-10-13
CIK 1107126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---         OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended November 30, 2003

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

                               75 Inlet View Path
                             East Moriches, NY 11940
                    (Address of principal executive offices)

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

PART I - FINANCIAL INFORMATION

Item 1.       Unaudited Balance Sheet at November 30, 2003

              Unaudited Statements of Operations for the nine months ended November 30, 2003 and 2002

              Unaudited Statements of Cash Flows for the nine months ended November 30, 2003 and 2002

              Notes to the Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION


SIGNATURES

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                                NOVEMBER 30, 2003
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
                                                                ================








                 See notes to consolidated financial statements
                                        2

                               HAVEN HOLDING, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three Months Ended November 30,            Nine Months Ended November 30,
                                ---------------------------------------    --------------------------------------
                                       2003                 2002                  2003                2002
                                ------------------   ------------------    ------------------   ------------------

REVENUES                        $           -        $           -         $          -        $           -
                                ------------------   ------------------    -----------------   ------------------

Expenses:                                   -                    -                    -                    -
                                ------------------   ------------------    -----------------   ------------------

     NET LOSS                   $           -        $           -         $          -        $           -
                                ==================   ==================    =================   ==================


NET LOSS PER WEIGHTED AVERAGE
     SHARES OUTSTANDING -
     Basic and diluted          $           -        $           -         $          -        $           -
                                ==================   ==================    =================   ==================


WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                             3,000,000            3,000,000            3,000,000            3,000,000
                                ==================   ==================    =================   ==================


















                        See notes to financial statements
                                        3

                               HAVEN HOLDING, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended November 30,
                                                      ---------------------------------------
                                                             2003                  2002
                                                      ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $         -           $          -
     Adjustments to reconcile net (loss) to net
     cash flows (used) in operating activities:
          Payment of accounts payable                                                  (990)
          Payments on amounts due to affiliates                 -                    (1,350)
                                                      ------------------    -----------------

NET CASH USED BY OPERATING ACTIVITIES                           -                    (2,340)
                                                      ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital contributions                                                        2,287
                                                      ------------------    -----------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                              2,287
                                                      ------------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             -                       (53)

CASH AND CASH EQUIVALENTS, beginning of year                     -                        53
                                                      ------------------    -----------------

CASH AND CASH EQUIVALENTS, end of year                $          -          $          -
                                                      ==================    =================









                        See notes to financial statements
                                        4

                               HAVEN HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2003 and 2002



Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10 - QSB and Article 10 of Regulation S -X. Accordingly, they do not include all the information and disclosures required for annual financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 2003 are included.

The results of operations for the nine month period ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

For the Quarter ended November 30, 2003, the Company had no revenues.

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