Form 10KSB
period 2004-02-29
HAVEN HOLDING INC
filed 2004-10-13
CIK 1107126

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2004

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

                                      11940
                                   (Zip Code)

                    Issuer's telephone number: (631) 878-5694
                        --------------------------------
Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
  Common Stock  $.001 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. Yes [x] No [ ].

State issuer's revenues for its most recent fiscal year. $0

As of October 4, 2004, there were 3,000,000 shares of common stock outstanding. There were no sales of equity stock to non-affiliates.

Traditional Small Business Disclosure Format (check one) Yes|_|. No|X|.

DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS


Part I   ....................................................................2

Item 1 - Description of business ............................................2

Item 2 - Description of Property.............................................2

Item 3 - Legal Proceedings...................................................2

Item 4 - Submission of Matters to a Vote of Security Holders.................3

Part II   ...................................................................3

Item 5 - Market for Common Equity, Related Stockholder Matters Small Business
Issuer Purchases of Equity Securities........................................4

Item 6 - Management's Discussion and Analysis or Plan of
Operation....................................................................4

Item 7 - Financial Statements................................................5

Item 8 - Changes In and Disagreements With Accountants on Accounting
and Financial Disclosure.....................................................6

Item 8a - Controls and Procedures............................................6

Part III

Item 9 - Directors and Executive Officers of the Registrant .................6

Item 10 - Executive Compensation ............................................7

Item 11 - Security Ownership of Certain Beneficial Owners and Management
And Related Stockholder Matters..............................................7

Item 12 - Certain Relationships and Related Transactions  ...................8

Item 13 - Exhibits, Lists and Reports on Form 8-K ...........................8

Item 14 - Principal Accountant Fees and Services ............................8

Signatures

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

BUSINESS CONDITION

The Company has an accumulated deficit as of February 29, 2004 and February 28, 2003 of $5,287 and $5,287, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

EMPLOYEES

None.

Item 2.  Description of Property

The Company does not own any real property and does not intend to make any such acquisitions in the near future.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

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

FORWARD LOOKING STATEMENTS

Certain of the preceding paragraphs contain "forward looking statements" which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers should note that these statements may be impacted by, and the Company's actual performance may vary as a result of, a number of factors including general economic and business conditions, continuing sales patterns, pricing, competition, consumer preferences, and other factors.

RECENT ACCOUNTING PRONOUNCEMENTS


Item 7.  Financial Statements

The financial statements that constitute Item 7 follow the text of this report. An index to the financial statements appears in Item 13(a) of this report.

                               HAVEN HOLDING, INC
                              FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004



                                      INDEX

                                                                      PAGE
                                                                     NUMBER
PART I.  FINANCIAL INFORMATION

                  Financial Statements

                           Independent Auditors' Report                F-2

                           Balance Sheet                               F-3

                           Statement of Operations                     F-4

                           Statement of Stockholders' Equity           F-5

                           Statement of Cash Flow                      F-6

                           Notes to Financial Statements               F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Haven Holding, Inc.

We have audited the accompanying balance sheet of Haven Holding, Inc. as of February 29, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended February 29, 2004 and February 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Haven Holding, Inc. as of February 29, 2004, and the results of its operations, stockholders' equity and its cash flows for the years ended February 29, 2004, and February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Haven Holding, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company currently has no established sources of revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.


                                                /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
September 20, 2004

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                                FEBRUARY 29, 2004

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
                                                                ================


















                 See notes to consolidated financial statements
                                       F-3

                               HAVEN HOLDING, INC.

                            STATEMENTS OF OPERATIONS



                                                  Year Ended
                                   ---------------------------------------
                                       February 29,         February 28,
                                           2004                 2003
                                   -------------------   -----------------

REVENUES                           $           -         $          -
                                   -------------------   -----------------

EXPENSES                                       -                    -
                                   -------------------   -----------------

     NET LOSS                      $           -         $          -
                                   ===================   =================


NET LOSS PER WEIGHTED AVERAGE
     SHARES OUTSTANDING -
     Basic and diluted             $           -         $          -
                                   ===================   =================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                3,000,000            3,000,000
                                   ==================    ==================



















                        See notes to financial statements
                                       F-4

                               HAVEN HOLDING, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                    Common stock                          Additional        Total
                            -------------------------      Paid-In        Accumulated    Stockholders'
                               Shares         Amount       Capital         Deficit          Equity
                            ------------    ---------    -----------   --------------   --------------

Balance, February 28, 2002    3,000,000        3,000           -              (5,287)          (2,287)

Capital contributions              -             -            2,287             -               2,287
                            ------------    ---------    -----------   --------------   --------------

Balance, February 28, 2003    3,000,000        3,000          2,287           (5,287)            -

Net loss                           -             -             -                -                -
                            ------------    ---------    -----------   --------------   --------------

Balance, February 29, 2004    3,000,000     $  3,000     $    2,287    $      (5,287)   $        -
                            ============    =========    ===========   ==============   ==============





















                        See notes to financial statements
                                       F-5

                               HAVEN HOLDING, INC.

                            STATEMENTS OF CASH FLOWS


                                                               Year Ended
                                                ---------------------------------------
                                                    February 29,         February 28,
                                                        2004                 2003
                                                -------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $          -          $         -
     Adjustments to reconcile net loss to net
     cash flows used in operating activities:
          Payment of accounts payable                      -                      (990)
          Payment on amounts due to affiliate              -                    (1,350)
                                                -------------------   -----------------
NET CASH USED BY OPERATING ACTIVITIES                      -                    (2,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital contributions                            -                     2,287
                                                -------------------   -----------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                  -                     2,287
                                                -------------------   -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  -                       (53)

CASH AND CASH EQUIVALENTS, beginning of year               -                        53
                                                -------------------   -----------------

CASH AND CASH EQUIVALENTS, end of year          $          -          $         -
                                                ===================   =================














                        See notes to financial statements
                                       F-6

                               HAVEN HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


Note 1 - Organization, nature of business and basis of presentation

Haven Holding, Inc. was incorporated on October 28, 1999, under the laws of the State of Florida. The "Company" is a shell company, the purpose of which is to seek and consummate a merger or acquisition. Since its inception the Company has been dependant upon capital investment or other financing to fund its activities.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.

Fair value of financial instruments

Note 2 - Going Concern

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, loans and amounts due to related parties approximate their fair value based on the short-term of these instruments.

The Company has no established sources of revenues and as such this raises sunstantial doubt about the Company's ability to continue as a going concern. The continued existence is dependent upon the Company's ability to generate revenue from operations or to seek additional sources of financing.

There are no assurances that the company can develop sources of revenues or obtain additional financing that may be required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - New Accounting Pronouncements

In August 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit, or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS 146 had no significant impact on the Company's financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An Amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The the adoption of SFAS 148 had no significant impact on the Company's financial statements. This statement is effective for interim periods beginning after December 15, 2002 and for fiscal years ending after December 15, 2002.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company believes the adoption of SFAS 149 will have not significant impact on its financial statements. The statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact that the adoption of SFAS No. 150 will have on our financial position and results of operations, however at June 30, 2003 the Company has approximately $805,300 in Redeemable Warrants that may be classified as a liability.

In December 2003 the FASB issued FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, that improves financial statement disclosures for defined benefit plans. The project was initiated by the FASB earlier this year in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The change replaces existing FASB disclosure requirements for pensions. In an effort to provide the public with better and more complete information, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. These disclosures will provide investors with greater visibility into plan assets and a clearer picture of cash requirements for benefit payments and contributions to fund pension and other postretirement benefit plans. We do not have a pension fund and therefore do not expect to be impacted by Statement No. 132 or be required to make any additional disclosures.
                                       F-8

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures:

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b. Changes in Internal Controls:

      There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and officers of the Company are as follows:

Name                               Age           Position

James K. Dorney                    39        President, Secretary,
                                             Treasurer and Director

Mr. Dorney may be considered a "promoter" of the Company.

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

Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

James K. Dorney has served as the Company's President, Secretary, Treasurer, Director and principal shareholder since June 2003.

Mr. Dorney is a professional investor who has been self employed for the past five years. He does not serve on the board of any reporting companies.

Other "Blind Pool" Experience.

Mr. Dorney has not participated in any other "Blind Pools" during the past ten years.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Company did not have audit, nominating, or compensation committees. The Company did not have any board meetings during the year.

CODE OF ETHICS

The Company has not adopted a Code of Ethics because there has not been a meeting of the Board of Directors since June 2001. Such a meeting is necessary to adopt a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We are not aware of any instances in fiscal year 2003 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Exchange Act, other than the Forms which should have been filed by Mr. Dorney.

Item 10.  Executive Compensation

Our sole executive officer did not receive any compensation during the fiscal years ended February 29, 2004 and 28, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists, as of August 1, 2004, the number of shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.


The percentages below are calculated based on 3,000,000 shares of common stock issued and outstanding, plus in the case of a person who has the right to acquire additional shares within 60 days, any new shares which would be issued to effect such acquisition.

Name and Address                Number of Shares         Percentage of Ownership

James K. Dorney                    3,000,000                    100%
75 Inletview Path
East Moriches, NY 11940

All officers and directors as
a group (1 person)                 3,000,000                    100%

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits and Reports on Form 8-K

We are filing the exhibits listed below with this Report:

Exhibit No.                Description

31               Certification required by Rules 13a-14(a) or 15d-14(a)

32               Section 1350 Certifications

(b) Reports on Form 8-K. The Company has not filed any Reports on Form 8-K during the last quarter of the fiscal year of February 29, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., P.C. has served as the Company's Principal Accountant since September 1, 2004. Their pre-approved fees billed to the Company are set forth below:

                      Fiscal year ending            Fiscal year ending
                      February 29, 2004             February 28, 2003
                      ---------------------        --------------------
Audit Fees                    $8,500                       $0.00
Audit Related Fees               NIL                         NIL
Tax Fees                         NIL                         NIL
All Other Fees                   NIL                         NIL


As of February 29, 2004, the Company's Audit Committee did not have a formal documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 4, 2004               HAVEN HOLDING, INC.
                                   (the Company)

                                   By: /s/ James K. Dorney
                                   -----------------------
                                   James K. Dorney,
                                   President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Title                     Date

/s/ James K. Dorney                 Director                  October 4, 2004
----------------------
James K. Dorney