Form 10QSB
period 2004-05-31
HAVEN HOLDING INC
filed 2004-10-13
CIK 1107126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---         OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended May 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.       Unaudited Balance Sheet at May 31, 2004

              Unaudited Statements of Operations for the three months ended May 31, 2004 and 2003

              Unaudited Statements of Cash Flows for the three months ended May 31, 2004 and 2003

              Notes to the Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION


SIGNATURES

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                                  MAY 31, 2004
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
                                                                ================

















                 See notes to consolidated financial statements
                                        2

                               HAVEN HOLDING, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended May 31,
                                 ----------------------------------------
                                        2004                  2003
                                 ------------------    ------------------

REVENUES                         $          -         $           -
                                 ------------------    ------------------

EXPENSES                                    -                     -
                                 ------------------    ------------------

     NET LOSS                    $          -         $           -
                                 ==================    ==================


NET LOSS PER WEIGHTED AVERAGE
     SHARES OUTSTANDING -
     Basic and diluted           $          -          $           -
                                 ==================    ==================


WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                         3,000,000             3,000,000
                                 ==================    ==================














                        See notes to financial statements
                                        3

                               HAVEN HOLDING, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended May 31,
                                                  ---------------------------------------
                                                          2004                  2003
                                                  ------------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                     $          -         $          -
     Adjustments to reconcile net (loss) to net
     cash flows (used) in operating activities:
          Payment of accounts payable
          Payments on amounts due to affiliates              -                    -
                                                  ------------------    -----------------

NET CASH USED BY OPERATING ACTIVITIES                        -                    -
                                                  ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital contributions                              -                    -
                                                  ------------------    -----------------

NET CASH PROVIDED BY INVESTING ACTIVITIES
                                                  ------------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                  -                    -

CASH AND CASH EQUIVALENTS, beginning of year                 -                    -
                                                  ------------------    -----------------

CASH AND CASH EQUIVALENTS, end of year            $          -          $         -
                                                  ==================    =================













                        See notes to financial statements
                                        4

                               HAVEN HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2004 and 2003

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10 - QSB and Article 10 of Regulation S -X. Accordingly, they do not include all the information and disclosures required for annual financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2004 are included.

The results of operations for the three month period ended May 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Organization and  nature of business

Haven Holding, Inc. was incorporated on October 28, 1999, under the laws of the State of Florida. The "Company" is a shell company, the purpose of which is to seek and consummate a merger or acquisition. Since its inception the Company has been dependant upon capital investment or other financing to fund its activities.

Note 3 - Capital Stock

The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share. On January 14, 2000, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. As of February 28, 2004, 3,000,000 common shares were issued and outstanding.

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

Written Agreement.

The written agreements executed in consummation of an acquisition or merger will contain, but not be limited to, the following:

-representations and warranties by all parties thereto
-specifications as to default penalties
-terms of closing -
conditions to be met prior to closing
-conditions to be met after closing
-allocation of costs, including legal and accounting fees

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

For the Quarter ended May 31, 2004, the Company had no revenues.

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