Form 10QSB
period 2004-08-31
HAVEN HOLDING INC
filed 2004-10-13
CIK 1107126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---         OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended August 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.       Unaudited Balance Sheet at August 31, 2004

              Unaudited Statements of Operations for the six months ended August 31, 2004 and 2003

              Unaudited Statements of Cash Flows for the three months ended August 31, 2004 and 2003

              Notes to the Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION


SIGNATURES

                               HAVEN HOLDING, INC.

                                  BALANCE SHEET

                                 AUGUST 31, 2004
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
                                                                ================













                 See notes to consolidated financial statements
                                        2

                               HAVEN HOLDING, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months Ended August 31,               Six Months Ended August 31,
                                 ---------------------------------------    --------------------------------------
                                       2004                 2003                  2004                2003
                                 ------------------   ------------------    -----------------   ------------------

REVENUES                         $           -        $           -         $          -        $           -
                                 ------------------   ------------------    -----------------   ------------------

EXPENSES                                     -                    -                    -                    -
                                 ------------------   ------------------    -----------------   ------------------

     NET LOSS                    $           -        $           -         $          -        $           -
                                 ==================   ==================    =================   ==================

NET LOSS PER WEIGHTED AVERAGE
     SHARES OUTSTANDING -
     Basic and diluted           $           -        $           -         $          -        $           -
                                 ==================   ==================    =================   ==================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                              3,000,000            3,000,000            3,000,000            3,000,000
                                 ==================   ==================    =================   ==================






                        See notes to financial statements
                                        3

                               HAVEN HOLDING, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six Months Ended August 31,
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
          Capital contributions
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
                                                       ==================    =================







                        See notes to financial statements
                                        4

                               HAVEN HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2004 and 2003


Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10 - QSB and Article 10 of Regulation S -X. Accordingly, they do not include all the information and disclosures required for annual financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2004 are included.

The results of operations for the six month period ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

For the Quarter ended August 31, 2004, the Company had no revenues.

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